Form 10-K/A
period 2000-12-31
CREDIT SUISSE FIR BOS MO SEC CORP CM MT PS TH CRT SR 2000-C1
filed 2002-07-29
CIK 1119862

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-51771-04

           Credit Suisse First Boston Mortgage Securities Corp.
           Commercial Mortgage Pass-Through Certificates
           Series  2000-C1
        (Exact name of registrant as specified in its charter)



New York                           52-2242938
                                   52-2242939
                                   52-7086109
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Credit Suisse First Boston Mortgage Securities Corp. Series 2000-C1 established pursuant to the Pooling and Servicing Agreement among Credit Suisse First
Boston Mortgage Securities Corp.as Depositor, Capmark Services, L.P as the Servicer, National Consumer Cooperative Bank as the Servicer and Special Servicer, Lenner Partners, Inc as the Special Servicer, Wells Fargo Bank Minnesota, N.A. as the Trustee, pursuant to which the Credit Suisse First Boston Mortgage Securities Corp.Series 2000-C1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Capmark/NCB <F1>
                     b)   National Consumer Cooperative Bank <F1>
                     c)   Lennar Partners <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Capmark/NCB <F1>
                     b)   National Consumer Cooperative Bank <F1>
                     c)   Lennar Partners <F3>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Capmark/NCB  <F1>
                     b)   National Consumer Cooperative Bank <F1>
                     c)   Lennar Partners <F1>

           (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>

            (b) On October 20, 2000, and December 01, 2000, and December 29, 2000 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Credit Suisse First Boston Mortgage Securities Corp.
Commercial Mortgage Pass-Through Certificates
Series  2000-C1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 18, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Capmark/NCB <F1>
                     b)   National Consumer Cooperative Bank <F1>
                     c)   Lennar Partners <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Capmark/NCB <F1>
                     b)   National Consumer Cooperative Bank <F1>
                     c)   Lennar Partners  <F3>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Capmark/NCB  <F1>
                     b)   National Consumer Cooperative Bank <F1>
                     c)   Lennar Partners <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


    EX-99.1 (a)

    KPMG   (logo)
    303 Peachtree Street, N.E.
    Suite 2000
    Atlanta, GA 30308





    Independent Accountants' Report



    The Board of Directors
    CapMark Services, L.P.:


    We have examined the accompanying management assertion that CapMark Services, L.P.(the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the America Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    February 9, 2001


   EX-99.1 (b)



    ARTHURANDERSEN  (logo)



    INDEPENDENT ACCOUNTANT'S REPORT

    To the Board of Directors of
    National Cooperative Bank:

    We have examined management's assertion about National Cooperative Bank's and its subsidiaries' (the "Bank") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $8,000,000, respectively, as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examination, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $8,000,000, respectively, as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    Vienna, Virginia
    January 26, 2001


   EX-99.1 (c)

    Deloitte &Touche LLP
    Certified Public Accountants
    Suite 400
    200 South Biscayne Boulevard
    Miami, Florida 33131-2310
    rel: (305) 372-3100
    Fax: (305) 372-3160
    www.us.deloine.com


    Deloitte   (logo)
    & Touche

     INDEPENDENT ACCOUNTANTS' REPORT



     To the Board of Directors of
       Lennar Partners, Inc.:

    We have examined management's assertion about Lennar Partners, Inc.'s
    (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single
    Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our exarmination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicig standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

      March 9, 2001

    Deloitte
    Touche
    Tohmatsu



EX-99.2 (a)

CapMark Services

Management Assertion

As of and for the year ended December 31, 2000, CapMark Services, L.P. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. For the period from January 1, 2000, through March 16, 2000, the predecessor company of CapMark Services, L.P. had in effect a fidelity bond in the amount of $51 Million, and a mortgage impairment/errors and omissions policy in the amount of $43 Million. Effective March 17, 2000, the Company increased its coverage, resulting in a fidelity bond in the amount of $100 Million, and a mortgage impairment/errors and omissions policy in the amount of $100 Million.

Daniel B. Kirby
Principal - Head of Business Unit

February 9, 2001


EX-99.2 (b)

NCB   (logo)
National Coopertive Bank

             As of and for the twelve months ended December 31, 2000, National Cooperative Bank (the "Bank") has complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $8,000.000.
             respectively.


             Richard L. Reed
             Managing Director,
             Chief Financial Officer

             Date




    EX-99.3 (a)


    CapMark Services  (logo)

    April 13, 2001

    VIA FEDERAL EXPRESS

    Wells Fargo Bank Minnesota, N.A.
    45 Broadway, 12 th Floor
    New York, New York 10006
    Attention: Mr.Frank Milillo


    Re: Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2000-Cl

    Dear Mr. Milillo:

    Reference is made to the Pooling and Servicing Agreement (the "PSA") dated as of July 11, 2000, among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, CapMark Services, L.P., ("CapMark") as Servicer, National Consumer Cooperative Bank, as Servicer and Special Servicer; Lennar Partners, Inc., as Special Servicer; and Wells Fargo Bank Minnesota, N.A., as Trustee, entered into in connection with Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2000-C1.

    As  a  Principal  of  CapMark,   I  have  delegated  to  specified  officers
    ("Officers") the responsibility for reviewing and monitoring the activities of CapMark, and of our performance under the PSA.

    Accordingly, pursuant to Section 3.13 of the PSA and in accordance with certifications made to me by each of the Officers, CapMark certifies the following:

 (1) A review of the activities of CapMark for the period from July 11, 2000 to December 31, 2000, and of its performance under the PSA has been made under the supervision of the Officers, who have in turn been under my supervision;

 (2) To the best of my knowledge and the Officers' knowledge, based on such review, CapMark has fulfilled its obligations as Servicer in all material respects under the PSA throughout the period from July 11, 2000 to December 31, 2000;

 (3) To the best of my knowledge and the Officers' knowledge, each Sub-Servicer has fulfilled its obligation under its Sub-Servicing Agreement in all material respects;

 (4) To the best of my knowledge and the Officers' knowledge, CapMark has maintained an effective internal control system relating to the servicing of the mortgage loans; and

 (5) To the best of my knowledge and the Officers' knowledge, CapMark has not received any notice regarding the qualification, or challenging the status, of the Series 2000-Cl REMIC Trust as a REMIC from the Internal Revenue Service or any other governmental agency or body.

    Please refer to the enclosed independent accountants' report dated February 9, 2001, delivered pursuant to Section 3.14 of the PSA, which discusses the results of their review of our activities under the PSA and which is incorporated herein by reference.

    We have also included a copy of our current Servicing Officers' List for your files.

    Very truly yours,



   Sean D. Reilly
   Principal
   CapMark Services, L.P.


    Enclosures

    cc:  Credit Suisse First Boston Mortgage Securities Corp.
         11 Madison Avenue
         New York, New York 10010-3629
         Attention: Ms. Debra Huddleston, Vice President

         Credit Suisse First Boston Mortgage Securities Corp.
         11 Madison Avenue
         New York, New York 10010-3629
         Attention: Colleen Graham, Esq.

         Morgan Stanley Capital I Inc.
         1251 Avenue of the Americas
         New York, New York 10020
         Attention: Mr. Russell Rahbany



         National Consumer Cooperative Bank
         1401 Eye Street, NW
         Suite 700
         Washington, DC 20005
         Attention: Managing Director-Real Estate Master Servicing

         Lennar Partners, Inc.
         760 Northwest 107 th Avenue
         Suite 400
         Miami, Florida 33172
         Attention: Mr. Ron Schrager

         Fitch, Inc.
         One State Street Plaza
         New York, New York 10004
         Attention: CMBS Surveillance

         Standard & Poor's Ratings Service
         55 Water Street
         New York, New York 10041
         Attention: CMBS Surveillance

         CapMark Services, L.P.
         245 Peachtree Center Avenue
         Suite 1800
         Atlanta, Georgia 30303
         Attention: Ms. Nancy Morris


   EX-99.3 (b)

          NCB
          National Cooperative Bank  (logo)


          March 29, 2001

          Mr. Mark Ciarrochi
          Wells Fargo
          11000 Broken Land Parkway
          Columbia, MD 21044

          RE:  Annual Statement as to Compliance
               CSFB 2000 C1

          Dear Sir/Madam:

          In accordance with Section 3.14 of the Pooling and Servicing Agreement, herewith is the Master Servicer's Certificate.

          a. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Pooling and Servicing Agreement has been made under such officer's supervision.

          b. To the best of my knowledge, based on these reviews, the Master Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

          Sincerely,



          Kathleen Luzik
          Managing Director - Master Servicing



          Matthew Wehland
          Investor Compliance Manager - Master Servicing



          1401 Eye Street, N.W., Suite 700
          Washington, D.C. 20005
          (202) 336-7700
          Fax (202) 336-7802

   EX-99.3 (c)



             CERTIFICATE OF OFFICER
             OF
             LENNAR PARTNERS, INC.


             Pooling and Servicing Agreement
             dated as of July 11, 2000, (the "Agreement"), by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, CapMark Services, L.P., as Servicer,
             Wells Fargo Bank Minnesota, N.A., as Trustee, National Consumer Cooperative Bank, as Servicer and Special Servicer and
             Lennar Partners, Inc., as Special Servicer
             (CSFB 2000-Cl)


             The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the servicing operations of the reporting person during the year ended December 31, 2000 and of its performance under the Agreement has been made under my supervision; (ii) to the best of my knowledge, based on such review, the reporting person has fulfilled all of its obligations under the Agreement in all material respects throughout such period ended December 31, 2000; (iii) to best of my knowledge each related sub-servicer has fulfilled its obligations under its sub-servicing agreement in all material respects and (iv) whether it has received any notice regarding qualification, or challenging the status, of any REMIC created hereunder as a REMIC from the IRS or any other governmental agency or body.

             IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2001.


             Ronald E. Schrager
             Vice President
             Lennar Partners, Inc.